Form 10-K
period 2005-03-07
LEHMAN ABS CORP  INDYMAC HOME EQUITY LOAN TRUST 2004-1
filed 2005-03-31
CIK 1282057

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-108503-03

                                 Lehman ABS Corp.
               (Exact name of Registrant as specified in its Charter)

                Delaware                                     13-3447441
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          745 Seventh Avenue, 7th Floor
          New York, NY                                   10019
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 526-7000

                    IndyMac Home Equity Loan Trust 2004-1
              (Title of each class of securities covered by this form)

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12b-2 of the Act).  Yes   No [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter
     NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2004.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31, 2004 the number of registered holders of all class of Certificates was 1.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Not Applicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     None

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) All financial statements:

             Exhibit 31   Section 302 Certification

             Exhibit 99.1 Servicer's Annual Statement of Compliance for Year End December 31, 2004

             Exhibit 99.2 Servicer's Report of Independent Registered Public Accounting Firm for Year End December 31, 2004

             Exhibit 99.3 Servicer's Annual Report of Management for Year End December 31, 2004

             Exhibit 99.4 Aggregate Statement of Principal and Interest Distributions to Noteholders Year End December 31, 2004

          (2) Not Applicable

         (3) Not Applicable

     (b) Not Applicable

     (c) Not Applicable


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   By: Lehman ABS Corp.

                                      By: /s/Joseph J. Kelly
                                             Joseph J. Kelly
                                             Senior Vice President

     Date: March 30, 2005


     EXHIBIT INDEX

     Exhibit Document

      31   Section 302 Certification

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2004

      99.2 Servicer's Annual Report of Management and Servicer's Report of Independent Registered Public Accounting Firm for Year End December 31, 2004

      99.3 Servicer's Annual Report of Management for Year End December 31, 2004

      99.4 Aggregate Statement of Principal and Interest Distributions to Noteholders Year End December 31, 2004